Form 10-K
period 2016-12-31
Franklin Hill Acquisition Corp
filed 2017-03-31
CIK 1662640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐  Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, par value $0.0001	20,000,000

Documents incorporated by reference: none

FRANKLIN HILL ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof on January 7, 2016 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

At the period covered by this Report, the Company had no employees and two officers, directors and shareholders.

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

As of December 31, 2016, the Company had not generated revenues since inception. At December 31, 2016, the Company had sustained net loss of $19,265

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

On May 23, 2016, the Company effected a change in control with redemption of 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the then two shareholders thereof. The then current officers and directors of the Company resigned and new officers and directors were elected. On May 23, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 20,000,000 shares of common stock to Khoo Lay Wah the newly elected sole officer and director and 500,000 shares to Max Niche Saint Solution Pte. Ltd.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has no properties and at the period covered by this Report has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matter HO-12590) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports.

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

In general, there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

Number Of Shares
DATE	NAME	SHARES	Outstanding

December 11, 2015	James Cassidy (1)	10,000,000
May 20, 2016	Redemption	(9,750,000)	250,000

December 11, 2015	James McKillop	10,000,000
May 20, 2016	Redemption	(9,750,000)	500,000

May 23, 2016	Khoo Lay Wah	19,000,000	19,500,00

May 23, 2016	Max Niche Saint Solution Pte. Ltd.	500,000	20,000,000

July 1, 2016	35 shareholders	500,000	20,500,000

(1) James M. Cassidy, former president and former director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.

ITEM 6. SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Franklin Hill Acquisition Corporation was incorporated on December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Franklin Hill Acquisition Corporation (“Franklin Hill” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

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

Franklin Hill had not generated revenues and had no income or cash flows from operations since inception. Franklin Hill had sustained operating loss of $19,265 for the year ended December 31, 2016 and had a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended December 31, 2016 and 2015 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2016 and 2015, we have had no disagreements with our accountants on accounting and financial disclosure.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The Director and Officer of the Company is as follow as of the date of this report:

Name	Age	Positions and Offices Held

Khoo Lay Wah	58	President, Secretary, Treasurer, Director

The Company has no full time employees Khoo Lay Wah is the sole officer and director of the Company.

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

There are no agreements or understandings for the above-named officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

The officers and directors of the Company have organized and expect to organize other companies with an identical structure, purpose, officers, directors and shareholders. As such management believes there is no conflict of interest in these companies.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of Beneficial	Percent of Outstanding
Name and Address of Beneficial Owner	Ownership	Stock

Khoo Lay Wah	20,000,000	97.56%
14440 Big Basin Way #12
Saratoga, California 95070

All Executive Officers and	20,000,000	97.56%
Directors as a Group (1 Person)

(1)	Of 20,500,000 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2016, the Company issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

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

Audit-Related Fees December 31, 2015	$3,750

Audit-Related Fees December 31, 2016	$8,500

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2016 or 2015.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2016 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2016 and 2015	F-3

Statements of Operations for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015	F-4

Statement of Changes in Stockholders' Deficit for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015	F-5

Statements of Cash Flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Franklin Hill Acquisition Corporation

We have audited the accompanying balance sheets of Franklin Hill Acquisition Corporation (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp.

Alhambra, California

March 31, 2017

FRANKLIN HILL ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$50	$-

Total Assets	$50	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$4,555	$3,750
Due to a related party	15,642	-
Total Liabilities	20,197	3,750

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding December 31, 2016 and December 31, 2015	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,500,000 and 20,000,000 shares issued and outstanding December 31, 2016 and December 31, 2015, respectively	2,050	2,000
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,130	312
Accumulated deficit	(23,327)	(4,062)
Total stockholders' deficit	(20,147)	(3,750)
Total Liabilities and Stockholders' Deficit	$50	$-

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from December 11, 2015 (Inception) to December 31,
	2016	2015

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	19,265	4,062

Operating Loss	(19,265)	(4,062)

Loss before income taxes	(19,265)	(4,062)

Income Tax Expense	-	-

Net loss	$(19,265)	$(4,062)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	20,250,000	20,000,000

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 11, 2015 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-
Stockholder contributions for company expenses	-	-	-	312	-	312
Net loss	-	-	-	-	(4,062)	(4,062)

Balance December 31, 2015	20,000,000	2,000	(2,000)	312	(4,062)	(3,750)

Redemption of common stock	(19,500,000)	(1,950)	1,950	-	-	-
Issuance of common stock	19,500,000	1,950	(1,950)	-	-	-
Issuance of common stock for cash	500,000	50	-	-	-	50
Stockholder contributions for company expenses	-	-	-	2,818	-	2,818
Net loss	-	-	-	-	(19,265)	(19,265)

Balance December 31, 2016	20,500,000	$2,050	$(2,000)	$3,130	$(23,327)	$(20,147)

The accompanying notes are an integral part of these unaudited financial statements.

FRANKLIN HILL ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from December 11, 2015 (Inception) to December 31,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(19,265)	$(4,062)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	2,818	312
Changes in Operating Assets and Liabilities:
Accrued liability	805	3,750
Net cash used in operating activities	(15,642)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	50	-
Advance from a related party	15,642	-
Net cash provided by financing activities	15,692	-

Net increase in cash	$50	$-

Cash, beginning of period	-	-

Cash, end of period	$50	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH TRANSACTION:
Common stock issued to founders for no consideration	$-	$2,000
Common stock issued to officer for no consideration	$1,950	-

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Audited Financial Statements

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Audited Financial Statements

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $50 and $0 as of December 31, 2016 and December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank accounts as of December 31, 2016 or 2015.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Audited Financial Statements

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Audited Financial Statements

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $19,265 and $4,062 during the year ended December 31, 2016 and 2015, respectively. The Company had a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016 and a working capital deficit of $3,750 and an accumulated deficit of $4,062 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Audited Financial Statements

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2016 and 2015, the Company had accrued professional fees of $4,555 and $3,750, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to related parties amounted to $15,642 and $0 as of December 31, 2016 and December 31, 2015, respectively. Due to a related party are fees paid by a shareholder on behalf of the Company.

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

On July 1, 2016, the Company issued 500,000 shares of common stock to 35 shareholders at $0.0001 per share for $50 which was received on July 1, 2016

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through March 31 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN Hill ACQUISITION CORPORATION

By:	/s/ Khoo Lay Wah
President, Chief Executive Officer

By:	/s/ Khoo Lay Wah
Treasurer, Chief Financial Officer

Dated: March 31, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	Date

/s/ Khoo Lay Wah	President, Chief Executive Officer, Treasurer,	March 31, 2017
Khoo Lay Wah	Chief Financial Officer

11