Form 10-K/A
period 2015-12-31
Franklin Hill Acquisition Corp
filed 2017-04-26
CIK 1662640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K(A)

(Amendment No. 1)

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

Registrant’s telephone number, including area code: 6019-2956890

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, par value $0.0001	20,000,000

Documents incorporated by reference:

Form 10-12G/A filed January 7, 2016

PART I

Item 1.	Business

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

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof on January 7, 2015 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

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

Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpeonas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matter HO-12590) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpeonas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

Following a business combination, a target company will normally wish to cause the Company’s common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

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

Since inception, the Company has sold securities which were not registered as follows:

		NUMBER OF	SHARES
DATE	NAME	SHARES	OUTSTANDING
December 11 2015	James Cassidy (1)	10,000,000
May 20, 2016	Redemption	(9,750,000)	250,000
December 11, 2015	James McKillop	10,000,000
May 20, 2016	Redemption	(9,750,000)	500,000
May 23, 2016	Khoo Lay Wah	19,000,000	19,500,00
May 23, 2016	Max Niche Saint	500,000	20,000,000
	Solution Pte. Ltd.

(1)	James M. Cassidy, former president and former director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.

Item 6.	Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

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

2015 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company’s financial statements.

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

Pursuant to Rules adopted by the Securities and Exchange Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are ineffective. The principal executive officer is directly involved in the day-to-day operations of the Company. Management’s Report of Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chairman, Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management has the responsibility to establish and maintain adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).

Due to inherent limitations of any internal control system, management acknowledges that there are limitations as to the effectiveness of internal controls over financial reporting and therefore recognize that only reasonable assurance can be gained from any internal control system. Accordingly, our internal control system may not detect or prevent material misstatements in our financial statements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2015. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of our assessment, the Company has determined that as of December 31, 2015 there was a material weakness in the Company’s internal control over financial reporting. In particular, staff without appropriate U.S. GAAP experience and without appropriate knowledge of internal controls over financial reporting, has led us to conclude that our disclosure controls and procedures were not effective and were not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer in a manner that allowed for timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible. Additionally, and in recognition of immediate financial reporting needs, the Company intends to implement additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives. Such additional controls and procedures may include: The retention of a U.S. CPA as consultant with U.S. GAAP experience and appropriate knowledge of internal controls over financial reporting, for purposes of appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report. Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11.	Executive Compensation

The Company’s officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
James M. Cassidy	10,000,000	50%
215 Apolena Avenue Newport Beach, CA 92662
Redeemed 5/10/2016	(9,750,000)

James K. McKillop	10,000,000	50%
9454 Wilshire Boulevard
Beverly Hills, California 90212
Redeemed 5/20/2016	(9,750,000)

All Executive Officers and	20,000,000	100%
Directors as a Group (2 Persons)
Redeemed 5/20/2016	(19,500,000)

Subsequent Event

The following table sets forth, as of June 1, 2016 each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company.

Datin Khoo Lay Wah	19,000,000	95	%(1)
14440 Big Basin Way #12
Saratoga, California 95070

All Executive Officers and Directors as a Group (1 Person)	20,000,000	95	%(1)

(1)	Of 20,000,000 shares outstanding.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company’s president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

Audit-Related Fees December 15, 2015	$750

Audit-Related Fees December 31, 2015	$3,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franklin Hill Acquisition Corporation

We have audited the accompanying balance sheet of Franklin Hill Acquisition Corporation (the “Company”) as of December 31, 2015, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the period from December 11, 2015 (Inception) through December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from December 11, 2015 (Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, CA

May 23, 2016

FRANKLIN HILL ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2015
ASSETS

Current assets
Cash	$-
Total assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$3,750
Total liabilities	3,750

Stockholders’ deficit
Preferred stock $0.0001 par value, 20,000,000 shares authorized; none outstanding	-
Common Stock; $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding as of December 31, 2015	2,000
Discount on Common Stock	(2,000)
Additional paid-in capital	312
Accumulated deficit	(4,062)
Total stockholders’ deficit	(3,750)
Total Liabilities and stockholders’ deficit	$-

The accompanying notes are an integral part of these financial statements

F-3

FRANKLIN HILL ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the period from December 11, 2015 (Inception) to
December 31, 2015

Revenue	$-

Cost of revenue	-
Gross profit	-
Operating expenses	4,062
Operating loss	(4,062)
Loss before income taxes	(4,062)
Income tax expense	-
Net loss	$(4,062)
Loss per share - basic and diluted	$0

Weighted average shares-basic and diluted	20,000,000

The accompanying notes are an integral part of these financial statements

FRANKLIN HILL ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Discount on Common	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 11, 2015 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	0

Stockholder contributed company expense	-	-	-	312	-	312

Net loss	-	-	-	-	(4,062)	(4,062)

Balance December 31, 2015	20,000,000	$2,000	$(2,000)	$312	(4,062)	(3,750)

The accompanying notes are an integral part of these financial statements

FRANKLIN HILL ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the period from December 11, 2015 (Inception) to December 31, 2015

OPERATING ACTIVITIES

Net loss	$(4,062)
Non-Cash adjustments to reconcile loss to net cash
Expenses paid by stockholder and contributed as capital	312

Changes in Operating Assets and Liabilities
Accrued liabilities	3,750
Net cash used in operating activities	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-
Proceeds from stockholders contribution	-
Net cash provided by financing activities	-
Net increase in cash	$-
Cash, beginning of period	$-
Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income Tax	$-
Interest	$-

NON-CASH TRANSACTION:
Common stock issued to founders for no consideration	$2,000

The accompanying notes are an integral part of these financial statements

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

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax- free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to the Financial Statements

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to the Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company was authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

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

Management has evaluated subsequent events through May 23, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2015 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN HILL ACQUISITION CORPORATION

Dated: April 26, 2017	By:	/s/ Khoo Lay Wah
President, Principal executive officer

Dated: April 26, 2017	By:	/s/ Khoo Lay Wah
Treasurer, Principal financial officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Khoo Lay Wah	Director	April 26, 2017

11