Form 10-Q
period 2017-03-31
Franklin Hill Acquisition Corp
filed 2017-05-16
CIK 1662640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange.

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at

May 14, 2017

Common Stock, par value $0.0001	20,500,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	2

Condensed Statements of Operations for the Three months Ended March 31, 2017 and 2016(unaudited)	3

Condensed Statements of Cash Flows for the Three months Ended March 31, 2017 and 2016(unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5-9

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,178	$50

Total Assets	$5,178	$50

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$4,775	$4,555
Due to related party	24,292	15,642
Total Liabilities	29,067	20,197

Stockholders' Equity

Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,500,000 and 20,500,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,050	2,050
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,130	3,130
Accumulated deficit	(27,069)	(23,327)
Total stockholders' deficit	(23,889)	(20,147)

Total Liabilities and Stockholders' Deficit	$5,178	$50

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2017	2016

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating expenses	3,742	1,400

Operating Loss	(3,742)	(1,400)

Loss before income taxes	(3,742)	(1,400)

Income Tax Expense	-	-

Net loss	$(3,742)	$(1,400)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,500,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(3,742)	$(1,400)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,150
Changes in Operating Assets and Liabilities:
Accrued liabilities	220	250
Net cash used in operating activities	(3,522)	-

FINANCING ACTIVITIES
Proceeds from due to related party	8,650	-
Net cash provided by financing activities	8,650	-

Net increase in cash	5,128	-

Cash, beginning of period	50	-

Cash, end of period	$5,178	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $5,178 and $50 as of March 31, 2017 and December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have cash balances in excess of the Federal Deposit Insurance Corporation limit at March 31, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,742 and $1,400 during the three months ended March 31, 2017 and 2016, respectively. The Company had a working capital deficit of $23,889 and an accumulated deficit of $27,069 as of March 31, 2017 and a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had accrued professional fees of $4,775 and $4,555, respectively.

NOTE 4 - DUE TO RELATED PARTY

Due to related party amounted to $24,292 and $15,642 as of March 31, 2017 and December 31, 2016, respectively. Due to related party are fees paid by shareholders on behalf of the Company.

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

On July 1, 2016, the Company issued 500,000 shares of common stock to 35 shareholders at $0.0001 per share for $50 which was received on July 1, 2016

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Franklin Hill had not generated revenues and had no income or cash flows from operations since inception. Franklin Hill had sustained operating loss of $3,742 for the three months ended March 31, 2017 and had a working capital deficit of $23,889 and an accumulated deficit of $27,069 as of March 31, 2017.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Franklin Hill as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations.

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
President, Chief Executive Officer Treasurer, Chief Financial Officer

Dated: May 15, 2017

