Form 10-Q
period 2017-06-30
Franklin Hill Acquisition Corp
filed 2017-08-14
CIK 1662640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company) Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 7, 2017
Common Stock, par value $0.0001	20,500,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	1

Condensed Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016 (unaudited)	2

Condensed Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 (unaudited)	3

Notes to Condensed Financial Statements (unaudited)	4 - 8

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,178	$50
Total Assets	$5,178	$50

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$8,045	$4,555
Due to related parties	29,788	15,642
Total Liabilities	37,833	20,197

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,500,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,050	2,050
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,130	3,130
Accumulated deficit	(35,835)	(23,327)
Total stockholders’ deficit	(32,655)	(20,147)
Total Liabilities and Stockholders’ Deficit	$5,178	$50

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	8,766	3,500	12,508	4,900

Loss before income taxes	(8,766)	(3,500)	(12,508)	(4,900)

Income Tax Expense	-	-	-	-

Net loss	$(8,766)	$(3,500)	$(12,508)	$(4,900)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,500,000	20,000,000	20,500,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,	For the six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(12,508)	$(4,900)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,150
Changes in Operating Assets and Liabilities:
Accrued liabilities	3,490	250
Net cash used in operating activities	(9,018)	(3,500)

FINANCING ACTIVITIES
Net proceeds from related parties	14,146	3,500
Net cash provided by financing activities	14,146	3,500

Net increase in cash	$5,128	$-

Cash, beginning of period	50	-

Cash, end of period	$5,178	$-

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $5,178 and $50 as of June 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have cash balances in excess of the Federal Deposit Insurance Corporation limit at June 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $8,766 and $3,500 during the three months ended June 30, 2017 and 2016, respectively and has sustained operating loss of $12,508 and $4,900 during the six months ended June 30, 2017 and 2016, respectively. The Company had a working capital deficit of $32,655 and an accumulated deficit of $35,835 as of June 30, 2017 and a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2017, the Company had accrued liabilities of $8,045 including accrued professional fees of $7,295 and State of Delaware franchise tax and other general & administrative expenses of $750. As of December 31, 2016, the Company had accrued professional fees of $4,555.

NOTE 4 - DUE TO RELATED PARTIES

Due to related parties amounted to $29,788 and $15,642 as of June 30, 2017 and December 31, 2016, respectively. Due to related parties are funds advanced to the Company by its related parties for the its working capital needs The amount due to related parties is unsecured, non-interest bearing, and due on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers at a discount of $2,000.

On May 20, 2016, the Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof. The then current officers and directors of the Company resigned and Khoo Lay Wah was appointed the sole director and officer of the Company.

On May 23, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par and a discount of $1,950 representing 97.5% of the total outstanding 19,000,000 shares of common stock to Khoo Lay Wah and 500,000 shares to Max Niche Saint Solution Pte. Ltd. Max Niche Saint Solution Pte. Ltd works with Khoo Lay Wah together as shareholders and management of the Company.

On July 1, 2016, the Company issued 500,000 shares of common stock to 35 shareholders at $0.0001 per share for $50 that was received on July 1, 2016.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 8, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $8,766 and $3,500 during the three months ended June 30, 2017 and 2016, respectively and has sustained operating loss of $12,508 and $4,900 during the six months ended June 30, 2017 and 2016, respectively. The Company had a working capital deficit of $32,655 and an accumulated deficit of $35,835 as of June 30, 2017 and a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016.

The Company generated $14,146 from financing activities for the six months ended June 30, 2017. The Company received $14,146 from related parties for operating expenses purposes. The Company generated $3,500 from financing activities for the six months ended June 30, 2016. The Company received $3,500 from related parties for operating expenses purposes.

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

On May 23, 2016, the Company issued 19,500,000 shares of its common stock to Khoo Lay Wah, the current sole director and officer of the Company, at a discount of $1,950 and 500,000 shares to Max Niche Saint Solution Pte. Ltd at a discount of $50. Max Niche Saint Solution Pte. Ltd works with Khoo Lay Wah together as shareholders and management of the Company.

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

Dated: August 8, 2017

