Form 10-Q
period 2017-09-30
Franklin Hill Acquisition Corp
filed 2017-11-14
CIK 1662640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017
Common Stock, par value $0.0001	20,500,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

Condensed Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016 (unaudited)	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 (unaudited)	3

Notes to Condensed Financial Statements (unaudited)	4 - 7

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,173	$50
Prepaid expenses	1,500	-
Total Assets	$6,673	$50

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$6,620	$4,555
Due to a related party	35,788	15,642
Total Liabilities	42,408	20,197

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,500,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,050	2,050
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,130	3,130
Accumulated deficit	(38,915)	(23,327)
Total stockholders' deficit	(35,735)	(20,147)
Total Liabilities and Stockholders' Deficit	$6,673	$50

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	3,080	3,500	15,588	8,400

Operating Loss	(3,080)	(3,500)	(15,588)	(8,400)

Loss before income taxes	(3,080)	(3,500)	(15,588)	(8,400)

Income Tax Expense	-	-	-	-

Net loss	$(3,080)	$(3,500)	$(15,588)	$(8,400)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,500,000	20,494,565	20,500,000	20,166,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,	For the nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(15,588)	$(8,400)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,150
Changes in Operating Assets and Liabilities:
Prepaid expenses	(1,500)	-
Accrued liability	2,065	250
Net cash used in operating activities	(15,023)	(7,000)

FINANCING ACTIVITIES
Net proceeds from a related party	20,146	7,000
Proceeds from issuance of common stock	-	50
Net cash provided by financing activities	20,146	7,050

Net increase in cash	$5,123	$50

Cash, beginning of period	50	-

Cash, end of period	$5,173	$50

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $5,173 and $50 as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have cash balances in excess of the Federal Deposit Insurance Corporation limit at September 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,080 and $3,500 during the three months ended September 30, 2017 and 2016, respectively and has sustained operating loss of $15,588 and $8,400 during the nine months ended September 30, 2017 and 2016, respectively. The Company had a working capital deficit of $35,735 and an accumulated deficit of $38,915 as of September 30, 2017 and a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017, the Company had accrued liabilities of $6,620 including accrued professional fees of $5,870 and State of Delaware franchise tax and other general & administrative expenses of $750. As of December 31, 2016, the Company had accrued professional fees of $4,555.

NOTE 4 - DUE TO RELATED PARTIES

Due to related parties amounted to $35,788 and $15,642 as of September 30, 2017 and December 31, 2016, respectively. Due to related parties are funds advanced to the Company by its related parties for the its working capital needs The amount due to related parties is unsecured, non-interest bearing, and due on demand.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 8, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,080 and $3,500 during the three months ended September 30, 2017 and 2016, respectively and has sustained operating loss of $15,588 and $8,400 during the nine months ended September 30, 2017 and 2016, respectively. The Company had a working capital deficit of $35,735 and an accumulated deficit of $38,915 as of September 30, 2017 and a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016.

The Company generated $20,146 from financing activities for the nine months ended September 30, 2017. The Company received $20,146 from related parties for operating expenses purposes. The Company generated $7,050 from financing activities for the nine months ended September 30, 2016. The Company received $7,000 from related parties for operating expenses purposes.

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

Dated: November 14, 2017

