Form 10-K
period 2017-12-31
Franklin Hill Acquisition Corp
filed 2018-04-02
CIK 1662640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2018
Common Stock, par value $0.0001	20,500,000

Documents incorporated by reference: none

FRANKLIN HILL ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

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

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof on January 7, 2016 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

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

As of December 31, 2017, the Company had not generated revenues since inception. For the year ended December 31, 2017 and 2016, the Company had net loss of $22,798 and $19,265 As of December 31, 2017 and 2016, the Company had accumulated deficit of $46,125 and $23,327.

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

On May 20, 2016, the Company effected a change in control with redemption of 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the then two shareholders thereof. The then current officers and directors of the Company resigned and new officers and directors were elected. On May 23, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par and at a discount of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock to the following people:

19,000,000 shares to Khoo Lay Wah the newly elected sole officer and director

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

Franklin Hill had not generated revenues and had no income or cash flows from operations since inception. Franklin Hill had net loss of $22,798 for the year ended December 31, 2017 and had a working capital deficit of $42,945 and an accumulated deficit of $46,125 as of December 31, 2017.  Franklin Hill had net loss of $19,265 for the year ended December 31, 2016 and had a working capital deficit of $20,147 and an accumulated deficit of $23,327 as of December 31, 2016.

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

The financial statements for the years ended December 31, 2017 and 2016 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2017 and 2016, we have had no disagreements with our accountants on accounting and financial disclosure.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The Director and Officer of the Company is as follow as of the date of this report:

Name	Age	Positions and Offices Held

Khoo Lay Wah	59	President, Secretary, Treasurer, Director

The Company has no full time employees. Khoo Lay Wah is the sole officer and director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of Beneficial	Percent of Outstanding
Name and Address of Beneficial Owner	Ownership	Stock

Khoo Lay Wah	20,000,000	97.56%
14440 Big Basin Way #12
Saratoga, California 95070

All Executive Officers and	20,000,000	97.56%
Directors as a Group (1 Person)

(1)	Of 20,500,000 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2017, the Company issued a total of 20,500,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

Mr. Khoo Lay Wah is a shareholder of the Company and is the President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Due to related parties amounted to $49,443 and $15,642 as of December 31, 2017 and December 31, 2016, respectively. Due to a related party are fees paid by Khoo Lay Wah on behalf of the Company. The amount due to a related party is unsecured, non-interest bearing, and due on demand.

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

Audit-Related Fees December 31, 2017	$7,000

Audit-Related Fees December 31, 2016	$8,500

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2017 or 2016.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2017 Annual Report on Form 10-K.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Franklin Hill Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Franklin Hill Acquisition Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 27, 2018

FRANKLIN HILL ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$15,143	$50
Total Assets	$15,143	$50

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$8,645	$4,555
Due to a related party	49,443	15,642
Total Liabilities	58,088	20,197

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 20,500,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,050	2,050
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	3,130	3,130
Accumulated deficit	(46,125)	(23,327)
Total stockholders’ deficit	(42,945)	(20,147)
Total Liabilities and Stockholders’ Deficit	$15,143	$50

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the year ended December 31,
	2017	2016

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	22,798	19,265

Loss before income taxes	(22,798)	(19,265)

Income Tax Expense	-	-

Net loss	$(22,798)	$(19,265)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-
basic and diluted	20,500,000	20,250,000

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Discount on	Additional		Total
	Common Stock		Common	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance December 31, 2015	20,000,000	$2,000	$(2,000)	$312	$(4,062)	$(3,750)

Redemption of common stock	(19,500,000)	(1,950)	1,950	-	-	-
Issuance of common stock	19,500,000	1,950	(1,950)	-	-	-
Issuance of common stock for cash	500,000	50	-	-	-	50
Stockholder contributions for company expenses	-	-	-	2,818	-	2,818
Net loss	-	-	-	-	(19,265)	(19,265)

Balance December 31, 2016	20,500,000	2,050	(2,000)	3,130	(23,327)	(20,147)

Net loss	-	-	-	-	(22,798)	(22,798)

Balance December 31, 2017	20,500,000	$2,050	$(2,000)	$3,130	$(46,125)	$(42,945)

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(22,798)	$(19,265)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	2,818
Changes in Operating Assets and Liabilities:
Accrued liability	4,090	805
Net cash used in operating activities	(18,708)	(15,642)

FINANCING ACTIVITIES
Proceeds from a related party	33,801	15,642
Proceeds from issuance of common stock	-	50
Net cash provided by financing activities	33,801	15,692

Net increase in cash	15,093	50

Cash, beginning of period	50	-

Cash, end of period	$15,143	$50

SUPPLEMENTAL DISCLOSURES:
Common stock issued to officer for no consideration	$-	$1,950
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $15,143 and $50 as of December 31, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company did not have bank accounts as of December 31, 2017 or 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

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

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its financial statements and related disclosures.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU would not have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company adopted Topic 606 using the modified retrospective transition method. The Company evaluates the impact its adoption of Topic 606 on its financial statements and believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has net loss of $22,798 and $19,265 during the year ended December 31, 2017 and 2016, respectively. The Company had a working capital deficit of $42,945 and an accumulated deficit of $46,125 as of December 31, 2017 and a working capital deficit of $20,147 and an accumulated deficit of $23,237 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2017 and 2016, the Company had accrued professional fees of $8,645 and $4,555, respectively.

NOTE 4 - DUE TO A RELATED PARTY

Due to related parties amounted to $49,443 and $15,642 as of December 31, 2017 and December 31, 2016, respectively. Due to a related party are fees paid by a shareholder on behalf of the Company. The amount due to a related party is unsecured, non-interest bearing, and due on demand.

FRANKLIN HILL ACQUISITION CORPORATION

Notes to Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers at par and at a discount of $2,000.

On May 20, 2016, the Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof. The then current officers and directors of the Company resigned and Khoo Lay Wah was appointed the sole director and officer of the Company.

On May 23, 2016, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par and at a discount of $1,950 representing 97.5% of the total outstanding 19,000,000 shares of common stock to Khoo Lay Wah and 500,000 shares to Max Niche Saint Solution Pte. Ltd. Max Niche Saint Solution Pte. Ltd works with Khoo Lay Wah together as shareholders and management of the Company.

On July 1, 2016, the Company issued 500,000 shares of common stock to 35 shareholders at $0.0001 per share for $50 which was received on July 1, 2016

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2017, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated subsequent events through March 27, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN Hill ACQUISITION CORPORATION

By:	/s/ Khoo Lay Wah
President, Chief Executive Officer

By:	/s/ Khoo Lay Wah
Treasurer, Chief Financial Officer

Dated: March 27, 2018

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	Date

/s/ Khoo Lay Wah	President, Chief Executive Officer, Treasurer,	March 27, 2018
Khoo Lay Wah	Chief Financial Officer